Form 10-Q
period 2009-03-31
MAP FINANCIAL GROUP, INC.
filed 2009-06-08
CIK 1445884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-153726

MAP FINANCIAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2936813
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 Broad Street
Suite 2700
New York, NY	10004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 629-1955

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

At May 31, 2009, the number of shares outstanding of the registrant’s common stock was 20,000,000.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Consolidated Balance Sheets, March 31, 2009 (unaudited) and December 31, 2008 (audited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

	Signatures	16

MAP FINANCIAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

	March 31	December 31
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$390,468	$253,707
Loans receivable, net of allowances for loan losses of $128,692 at March 31, 2009 and $125,527 at December 31, 2008.	1,377,263	1,680,171
Prepaid expenses	12,036	1,948

Total Current Assets	1,779,767	1,935,826

Property and equipment, net	246,040	213,537

Other Assets	22,018	5,844
TOTAL ASSETS	$2,047,825	$2,155,207

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$396,676	$344,268
Due to related parties	202,328	202,371
Note payable	1,789,593	1,827,460
Total Current Liabilities	2,388,597	$2,374,099

Stockholders' Deficit:

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued none	—	—
Common stock , $0.001 par value, 500,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Additional paid- in capital	12,730	12,730
Accumulated deficit	(373,502)	(251,622)
Total Stockholders' Deficit	(340,772)	(218,892)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,047,825	$2,155,207

See Accompanying Notes to the Condensed Consolidated Financial Statements.

MAP FINANCIAL GROUP INC.
CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	Proforma 2008

Revenue	$415,756	$151,520

Expenses:

General and administrative expenses	470,407	221,206

Operating loss	(54,651)	(69,686)

Other expenses:
Interest expense	67,229	47,126

Loss before provision for income taxes	(121,880)	(116,812)

Provision for income taxes	—	—

Net loss	$(121,880)	$(116,812)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	20,000,000	10,000,000

See Accompanying Notes to the Condensed Consolidated Financial Statements.

MAP FINANCIAL GROUP INC.
CONDENSED CONSOLIDATED  STATEMENTS OF  CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	Proforma 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(121,880)	$(116,812)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	15,632	3,375
Changes in operating assets and liabilities:
Decrease (Increase) in loans receivable	302,908	(12,716)
(Increase) decrease in prepaid expenses	(10,088)	1,455
Increase in other assets	(16,174)	—
Decrease in due to related parties	(43)	(17,101)
Increase in accounts payable and accrued expenses	52,408	49,173

Net cash provided by (used in) operating activities	222,763	(92,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,135)	(8,790)
Net cash used in investing activities	(48,135)	(8,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(37,867)	(6,142)
Proceeds from note payable	—	195,902
Net cash (used in) provided by financing activities	(37,867)	189,760

Net increase in cash and cash equivalents	136,761	88,344

Cash and cash equivalents at beginning of period	253,707	52,295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$390,468	$140,639
Supplemental cash flow information:
Interest paid	$—	$18,382

See Accompanying Notes to the Condensed Consolidated Financial Statements.

MAP FINANCIAL GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Map Financial Group Inc., its wholly-owned subsidiary, FastCash International Limited, and the following wholly-owned subsidiaries of FastCash International Limited: Financial Services Inc. located in the Commonwealth of Dominica; FastCash (St. Lucia) Ltd.; FastCash (Antigua) Ltd; FastCash Ltd (Grenada); Cash Express Ltd (St. Vincent). The Company acquired its subsidiaries in August 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation. The comparative condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 include the Company’s condensed consolidated financial information for the 2009 period, and the historical financial information of the Company’s subsidiaries for the 2008 period.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included in the results of operations for the three months ended March 31, 2009. The proforma amounts for the three months ended March 31, 2008 are derived from the acquired companies internal financial statements.  For further information, please refer to the consolidated financial statements and footnotes which are included in our Form S-1 as of and for the year ended December 31, 2008.

Proforma results of operations for the three months ended March 31, 2008 are as follows:

	Map Financial Group, Inc.	Financial Services, Inc. and Affiliates (acquired companies)	Total Proforma March 31, 2008

Revenue	—	$151,520	$151,520

Expense	—	221,206	221,206

Other	—	47,126	47,126

Net Loss	—	$(116,812)	$(116,812)

Operating results for the three month period ended March 31, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations in Foreign Countries

All of the Company’s subsidiaries are located in various foreign countries. These foreign operations are subject to various political, economic, and other risks and uncertainties inherent in the countries in which the Company operates. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; changing taxation policies; foreign exchange restrictions; and political conditions and government regulations.

NOTE 2 – GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses from operations, and as of March 31, 2009 an accumulated deficit of $373,502, the Company’s current liabilities exceeded its current assets by $608,830 and its total assets by $340,772. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Over the past year the Company’s growth has been funded mainly by our revolving credit agreement. The Company expects that it will need to raise substantial additional capital investment to accomplish its business plan over the next several years. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies. However there can be no assurance that these objectives will be achieved. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted earnings per share calculations were not required for the three months ended March 31, 2009 and 2008, since there were no common stock equivalents outstanding.

NOTE 4 - NOTE PAYABLE

Note payable represents amounts due by the various subsidiaries in the form of a revolving credit agreement in the amount of $1,000,000 each, totaling $5,000,000. Under the terms of the agreements interest is charged at a rate of 15% which is due and payable on the first day of each January, April, July, and October. Advances and any unpaid accrued interest are due and payable on demand. Amounts due at March 31, 2009 and December 31, 2008 were $1,789,593 and $1,827,460 respectively.

The Company’s subsidiaries entered into a master loan agreement with MapCash Management, Ltd. in the amount of $10,000,000. Advances and any unpaid accrued interest under the terms of the agreement are due and payable on demand. Interest is charged at a rate of 15% per annum which is due and payable on the first day of each January, April, July, and October. The proceeds of the loan shall be used solely for its working capital needs. On March 5, 2009 the agreement was amended to include a provision indicating the note will be due on July 10, 2010.

NOTE 5 - DUE TO RELATED PARTIES

At March 31, 2009 amounts totaling $202,328 represents advances from an associated company which bear no interest and are due on demand.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses equal to the estimated uncollectible amounts. The Company’s estimate is based on historical experience and a review of the current status of the loans receivable. The Company writes off 100% of balances 120 days past due to bad debt and establishes reserves for 50% of accounts 60 days past due, 25% of accounts 30 days past due and 5% for all other accounts. The Company’s allowance policy is subject to ongoing review. As the Company’s historical loss experience, recent loss trends, changes in loan characteristics, including loan amounts and terms, delinquency levels, collection practices and general economic conditions change, the Company may need to make additional allowance in future periods. Loans receivable are presented net of an allowance for loan losses and unearned revenues.

The following table details the calculation of the Company’s loans receivable net of the allowance for loan losses and unearned revenues:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Loans receivable	$1,555,605	$1,969,967
Less allowance for loan losses	128,692	125,527
	1,426,913	1,844,440
Less unearned revenues	49,650	164,269
Loans receivable - net	$1,377,263	$1,680,171

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

On January 12, 2009, the FASB issued FASB Staff Position EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP). FASB FSP 99-20-1 amends the impairment guidance in FASB EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be held by a Transferor in Securitized Financial Assets. The intent of the FSP is to reduce complexity and achieve more consistent determinations as to whether other-than-temporary impairments of available for sale or held to maturity debt securities have occurred. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this FSP did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued three Final Staff Positions (FSPs) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value  when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

These three FSPs are effective for interim and annual periods ending after June 15, 2009.

NOTE 8 – FAIR VALUE

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on the financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Various subsidiaries of the Company lease office space on a month to month basis while others have leases expiring at various dates through 2013.  These leases generally call for monthly rentals plus escalations.  As of March 31, 2009, the future annual minimal rental payments required under these leases are as follows:

Year	Amount
2009*	$95,353
2010	147,194
2011	122,564
2012	101,836
2013	26,885
Total	$493,832

* For the period April 1 through December 31, 2009

Rent expense charged to operations for the three months ended March 31, 2009 totaled $24,607.

NOTE 10 - SUBSEQUENT EVENTS

Termination of Service Agreements with NBL Technologies Inc.

On May 13, 2009, the operating subsidiaries of the Company terminated their Service Agreements with NBL Technologies, Inc. (“NBL”), a Belize corporation that is owned and controlled by Robert Tonge, our Company’s Chief Operating Officer and a shareholder of the Company. Between May 2006 and October 2007 each of the operating subsidiaries of the Company executed a services agreement with NBL Technologies Inc. Pursuant to these five agreements,  NBL was responsible for personnel management, sales goals and authority, facilities and equipment management, and financial performance of the operating subsidiaries. In consideration for such services, NBL received payments of $4,417 per annum per subsidiary, for an aggregate of $22,085 per annum. The agreement was terminated due to the retirement of Mr. Tonge to pursue other interests.

Service Agreements with Navigant Consulting Services Ltd.

On May 13, 2009, the Company’s Fast Cash International Ltd. subsidiary, entered into a Service Agreement with Navigant Consulting Services, Ltd., a corporation organized and existing under the laws of the Commonwealth of Dominica (“NCS”). Pursuant to the agreement, NCS will manage and operate the business of the Company through the services of Michel D. Williams, and will be responsible, among other things, for personnel management, sales goals and authority, facilities and equipment management, and financial performance of the Company’s operating subsidiaries.  Mr. Williams will also provide other duties, which may be assigned from time to time by the board of directors of the Company.  The NCS Service Agreement is for an initial period of three years commencing on May 13, 2009, and may be automatically renewed for successive one-year periods unless either party gives notice to the other at least 45 days prior to the end of the then-current term.  In consideration for the services to be provided by NCS, the Company agrees to pay NCS a base annual fee of $35,335 per annum, which is subject to increase based on the determination of the board of directors of the Company.

Incorporation of a New Subsidiary

On April 6, 2009, the Company completed the incorporation of a new operating subsidiary, FastCash (Guyana) Inc., a corporation incorporated under the laws of Guyana.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

forward-looking statements

When used in this discussion and elsewhere in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected.  While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission.  We do not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

overview

Map Financial Group, Inc. (referred to in this report as the “Company”, “we” or “our”) was incorporated under the laws of the State of Nevada on June 27, 2008, to act as a holding company for five indirect, wholly-owned operating subsidiaries that provide micro-lending services in the Caribbean (our operating subsidiaries are referred to in this report as the “Operating Subsidiaries”).  Through the Operating Subsidiaries, we offer short term micro-loans to the employees of various governmental agencies and private companies in the Commonwealth of Dominica, Antigua and Barbuda, St. Lucia, St. Vincent and the Grenadines and Grenada.

The following paragraphs discuss our results of operations and financial condition for the fiscal quarter ended March 31, 2009, as compared to our fiscal quarter ended March 31, 2008.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and general practices within the financial services industry.  The financial condition and results of operations of the Operating Subsidiaries are measured using the local currency, Eastern Caribbean Dollars, as the functional currency.  The Operating Subsidiaries generate and expend cash primarily in their local currency.  Revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  There were no major exchange rate fluctuation during the period presented below, and therefore no foreign exchange gain or loss arising from translation was recorded for these periods.

We have incurred recurring losses from operations, and as of March 31, 2009 an accumulated deficit of $373,502, our current liabilities exceeded our current assets by $608,830 and its total assets by $340,772.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Over the past year our growth has been funded mainly by our revolving credit agreement. We expect that the Company will need to raise substantial additional capital investment to accomplish our business plan over the next several years. In addition, we may wish to selectively pursue possible acquisitions of businesses, technologies or products complementary to those of the Company in the future in order to expand our presence in the marketplace and achieve operating efficiencies.  However there can be no assurance that these objectives will be achieved.

results of operations

Our revenues are derived from our lending business, and our net income depends largely upon our interest income.

Revenues for the first quarter increased by $264,236, from $151,520 in 2008 to $415,756 in 2009, a 174% increase, due to an increase in the number of loans issued in the latter part of 2008 (resulting in revenues during the first quarter of 2009) compared to the same period in 2007 (which resulted in revenues during the first quarter of 2008).

Interest expense for the quarter increased from $47,126 in 2008 to $67,229 in 2009, a 43% increase, due to higher balances on our credit facilities as our lending business increased.

We realized consolidated net loss of $121,880 for the first quarter of 2009 compared to a $116,812 net loss for the first quarter of 2008, a 4% increase.  The increase was primarily due to a larger provision for loan losses and an increase in general and administrative expenses, partially offset by the increase in revenues during the first quarter of 2009.

Provision for Loan Losses.  Our allowance for loan losses is based on the probable estimated losses that may be sustained in our loan portfolio and is based on two basic principles of accounting: (i) Statement of Financial Accountings Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS Nos. 114 and 118, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance, based on evaluations of the collectability of loans and prior loan loss experience, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectable.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, value of collateral, and current economic conditions and trends that may affect the borrower’s ability to pay.

During the quarter ended March 31, 2009, we made a provision of $108,752 for loan losses, compared to $95,000 provision for loan losses for the quarter ended March 31, 2008.  In the 2009 quarter net charge offs totaled $105,587.

	Analysis of Allowance for Loan Losses

		Additions
	Recoveries	to Reserve	Write offs	Total
Balance December 31, 2008				$125,527
Dominica		$28,686	$(28,770)	(84)
Antigua		19,565	(18,048)	1,517
St. Lucia		39,923	(40,206)	(283)
St. Vincent		8,474	(7,122)	1,352
Grenada		12,104	(11,441)	663

Activity for the Period Ended March 31, 2009	0	$108,752	$(105,587)	$3,165
Balance at March 31, 2009				$128,692

General and Administrative Expenses.  General and administrative expenses increased from $ 221,206 for the three month period ended March 31, 2008, to $470,407 for the corresponding 2009 period, a $249,201 increase (113%).  The increase for the three month period was primarily due to increase in personnel, number of branch offices, and general overhead.

Income Taxes.  No income tax expense was recorded for the quarter ended March 31, 2009 and 2008.

financial condition

General.  Our assets decreased to $2,047,825 at March 31, 2009 from $2,155,207 at December 31, 2008, primarily due to a decrease in loans receivable.  Our net loans receivable totaled $1,377,263 at March 31, 2009, compared to $1,680,171 at December 31, 2008, a decrease of $302,908 (18%), primarily attributable to a decrease in loans issued during the period.

Assets.  Our total assets decreased to $2,047,825 at March 31, 2009 from $2,155,207 at December 31, 2008, primarily due to a decrease in loans receivable.  The decrease in the loan portfolio during the first quarter of 2009 is due to stricter lending requirements which we instituted at the end of 2008.

The following table illustrates the aggregate amount of funds loaned by each of the Operating Subsidiaries in the quarters ended March 31, 2009 and 2008.

	Three Months Ended
Country	March 31, 2009	March 31, 2008

Dominica	$248,713	$332,161
Antigua	201,533	142,859
St. Lucia	234,909	428,971
St. Vincent	156,004	167,299
Grenada	117,945	74,682

Total	$959,104	$1,145,972

We issued $186,866 less loans during the first quarter of 2009 compared to 2008, primarily due to stricter lending requirements which we initiated in the latter part of 2008.  Despite the lower loan initiations during the first quarter of 2009, we believe that recent worldwide negative economic conditions have not had a significant impact on our business to date.  We recognize that borrowers may become unemployed as a result of layoffs and have taken steps to minimize the number of borrowers who are employed by especially vulnerable industries, such as the tourism industry.

Liabilities.  Our liabilities consist primarily of commercial and private loans to the Company used to fund our lending business.  Our total liabilities increased to $2,388,597 at March 31, 2009, from $2,374,099 at December 31, 2008, primarily due to the increase in accounts payable and accrued expenses.  The following table illustrates our liabilities for the two periods:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008

Loans payable	$1,789,593	$1,827,460
Due to related parties	202,328	202,371
Accounts payable and accrued expenses	396,676	344,268

TOTAL LIABILITIES	$2,388,597	$2,374,099

Non-Performing Loans.  Under the provisions of SFAS Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan, a loan is considered impaired if it is probable that a lender will not collect all principal and interest payments according to the loan’s contractual terms.  The impairment of the loan is measured at the present value of the expected cash flows using the loan’s effective interest rate, or the loan’s observable market price, or the fair value of the collateral if repayment is expected to be provided by the collateral.  Generally, our impairment of such loans is measured by reference to the fair value of the collateral.  Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote.  Interest payments received on such loans are applied as a reduction of the loans principal balance.  Interest income on the other nonaccrual loans is recognized only to the extent of interest payments received.

As of March 31, 2009 we had loans of $ 65,306, which were more than 60 days late and for which we continue to accrue interest.  We believe that both the principal and related accrued interest on these loans is collectable.

The following table shows the gross loans receivable and amounts past due of overdue accounts, as of March 31, 2009 for each of the Operating Subsidiaries:

Country	Overdue 30 Days	Overdue 60 Days	Gross Loans Receivable
Dominica	$12,095	$15,330	$477,583
Antigua	10,298	7,592	276,136
St. Lucia	22,880	33,076	479,057
St. Vincent	4,916	5,226	195,370
Grenada	5,082	4,082	127,459
TOTAL	$55,271	$65,306	$1,555,605

Allowance for Loan Losses.  We maintain an allowance for loan losses equal to the estimated uncollectible amounts.  Our estimate is based on historical collection experience and a review of the current status of the loans receivable. We write off as bad debt 100% of balances 120 days past due and establish reserves for 50% of accounts 60 days past due, 25% of accounts 30 days past due and 5% for all other accounts.  Our allowance policy is subject to ongoing review. As our historical loss experience, recent loss trends, changes in loan characteristics including loan amounts and terms, delinquency levels, collection practices and general economic conditions change, we may need to make additional allowance in future periods.  Loans receivable are presented net of an allowance for loan losses and unearned revenues.

liquidity and capital resources

The Operating Subsidiaries obtain the funds to make loans from their parent, FastCash International Limited (“FCI”). FCI and all its wholly-owned subsidiaries are parties to a Master Loan Agreement with MapCash Management Limited (“MapCash Management”), pursuant to which MapCash Management is obligated to make advances up to the aggregate principal sum of $10,000,000 upon the request of FCI or an Operating Subsidiary. Interest accrues on such advances at the rate of 15% per annum and is paid quarterly on the 1st day of each January, April, July and October. The entire unpaid principal balance and accrued and unpaid interest are due and payable on July 10, 2010. Any future subsidiaries of FCI may become parties to the Master Loan Agreement and obtain advances from MapCash Management in accordance with the terms of this Master Loan Agreement.

MapCash Management obtains the funds to make loans under the Master Loan Agreement pursuant to a $10,000,000 Line of Credit agreement between MapCash Management and Ice Assets, LLC (“Ice Assets”), a New York limited liability company, which is 50% owned by Mr. Zev Drizin, a director of the Company.  The terms of the $10,000,000 Line of Credit agreement provide, among other things, that Ice Assets has sole and absolute discretion with respect to any advances to MapCash Management. Interest accrues at the rate of 10% per annum and all outstanding amounts are due and payable to Ice Assets on July 10, 2010.  Pursuant to this agreement, Ice Assets has the right to designate one member to our board of directors. Upon termination of the Line of Credit facility with Ice Assets, the right of Ice Assets to designate one member of our board of directors will terminate.

In the fourth quarter of 2008 the Company borrowed an aggregate of $202,371 from MapCash Holdings, LLC, an affiliate of the Company, to fund an upgrade of our computer systems and to cover legal and accounting expenses incurred in connection with our initial public offering.  This loan does not bear any interest and it is repayable on demand.

Operating activities provided cash of $222,763 for the three months ended March 31, 2009.  This was primarily due to a decrease in loans receivable of $302,908, an increase in accounts payable and accrued expenses of $52,408, and depreciation of $15,632.  For the same period last year, operating activities used cash of $92,626, primarily as a result of a net loss of $116,812.

Investing activities used cash of $48,135 during the three months ended March 31, 2009 for the purchase of equipment.  Investing activities used $8,790 in the prior period for the purchase of equipment.

Financing activities provided used cash of $37,867 during the three months ended March 31, 2009 due to the repayment of loans.  In the comparable three months in the prior year, financing activities provided cash of $195,902 primarily from the proceeds of a loan.

We believe that the credit available to the Company pursuant to the Master Loan Agreement is adequate to fund our lending operations for at least the next 12 months.

critical accounting policies and estimates

Our accounting policies are more fully described in our recently filed Registration Statement on Form S-1 and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment.  Management has used the best information available to make the estimations necessary to value the related assets and liabilities based on historical experience and on various assumptions which are believed to be reasonable under the circumstances.  Actual results could differ from those estimates, and such differences may be material to the financial statements.  We reevaluate these variables as facts and circumstances change.  Historically, actual results have not differed significantly from our estimates.  The following is a summary of the more judgmental accounting estimates and principles involved in the preparation of our financial statements, including the identification of the variables most important in the estimation process:

Revenue Recognition.  Income on all loans is recognized using the interest method.  Income from service and other loan fees are deferred and the net fee is recognized as an adjustment to interest income ratably over the life of the loan on a constant yield basis, using the interest method as per SFAS 91.  For impaired loans accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower’s financial condition is such that the collection of interest is doubtful.  Loans are considered impaired when it is probable that we will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Allowance for Loan Losses.  Our allowance for loan losses is determined based upon estimates that can and do change when the actual events occur, including historical losses as an indicator of future losses, fair market value of collateral, and various general or industry or geographic specific economic events.  The use of these estimates and values is inherently subjective and the actual losses could be greater or less than the estimates.

known trends and plans

On April 6, 2009, we completed the incorporation of a new operating subsidiary, FastCash (Guyana) Inc., a corporation incorporated under the laws of Guyana.  At this time, we intend to begin offering our services in Guyana by July of this year (the beginning of our third fiscal quarter), with a branch office in Georgetown followed by several small satellite branches elsewhere in Guyana.  We are also in the process of completing the incorporation of a subsidiary in Sint Maarten, and anticipate commencement of service in Sint Maarten during the fourth quarter of this year.  During the fourth quarter of this year, we also plan to incorporate subsidiaries in St. Kitts and Nevis, Barbados, and Jamaica and begin offering our services in those countries soon thereafter.

We also intend to expand current operations over the next six months by opening new satellite branches in our current markets.

Over the next twelve months, we intend to expand our operations by target marketing and increasing our products and services, such as offering student loans, vehicle financing, payroll processing and micro financing to small businesses.

ITEM 4.       CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner.  Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that the system is effective.  There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 17, 2009, our Registration Statement on Form S-1 was declared effective by the SEC.  As of March 31, 2009 we had not sold any of the securities registered for sale.

ITEM 6.            EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)
10.1
Master Loan Agreement, dated as of August 6, 2008, by and between MapCash Management, Ltd. and FastCash International, Limited, FastCash Dominica Limited, Financial Services Inc., FastCash (St. Lucia) Ltd., CashExpress Ltd., FastCash Limited and FastCash (Antigua) Limited, as amended (incorporated by reference to Exhibit 10.4 to Amendment the Registrant’s Registration Statement on Form S-1 filed September 29, 2008 and Exhibit 10.4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed April 7, 2009, Registration No. 333-153726)

10.2
$10 Million Line of Credit, dated August 6, 2008, from Ice Assets, LLC to MapCash Management Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.3
Letter Agreement, dated December 17, 2008, between Ice Assets, LLC and the Registrant (incorporated by reference to Exhibit 10.5.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed April 7, 2009, Registration No. 333-153726)

10.4
Option Agreement, dated as of September 11, 2008, by and between the Registrant and Ice Assets, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.5
Master Services Agreement, dated as of July 31, 2008, by and between FastCash International Limited and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.7
Services Agreement, dated as of May 12, 2006, by and between Financial Services Inc. and NBL Technologies Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.8
Services Agreement, dated as of June 10, 2006, by and between FastCash (Antigua) Limited and NBL Technologies Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.9
Services Agreement, dated as of June 10, 2006, by and between FastCash (St. Lucia) Ltd. and NBL Technologies Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.10
Services Agreement, dated as of October 24, 2007, by and between CashExpress Ltd. and NBL Technologies Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.11
Services Agreement, dated as of May 24, 2007, by and between FastCash Limited and NBL Technologies Inc. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAP FINANCIAL GROUP, INC.
(Registrant)

Date: June 8, 2009	By:	/s/ Jonathan Chesky Malamud
Jonathan Chesky Malamud
President and Chief Executive Officer

	By:	/s/ Samuel Rosenberg
Samuel Rosenberg
Chief Financial Officer