Form 10-Q
period 2009-06-30
MAP FINANCIAL GROUP, INC.
filed 2009-08-14
CIK 1445884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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
Yes ☐ No ☒

At August 13, 2009, the number of shares outstanding of the registrant’s common stock was 20,000,000.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Condensed Financial Statements:

	Condensed Consolidated Balance Sheets, June 30, 2009 (unaudited) and December 31, 2008 (audited)	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	15

Part II - Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 6.	Exhibits	16

	Signatures	17

MAP FINANCIAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008 (AUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$450,433	$253,707
Loans receivable, net of allowances for loan losses of $104,046 at June 30, 2009 and $125,527 at December 31, 2008	1,298,982	1,680,171
Prepaid expenses	9,835	1,948

Total Current Assets	1,759,250	1,935,826

Property and equipment, net	295,451	213,537

Other Assets	22,748	5,844
TOTAL ASSETS	$2,077,449	$2,155,207

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$434,253	$344,268
Stock subscription proceeds - common shares unissued	213,000	-
Due to related parties	188,321	202,371
Note payable	1,741,443	1,827,460
Total Current Liabilities	$2,577,017	$2,374,099

Stockholders' Deficit:

Preferred Stock, $0.001 par value, 5,000,000 shares authorized, issued none	-	-
Common stock , $0.001 par value, 500,000,000 shares authorized, 20,000,000 issued and outstanding	20,000	20,000
Additional paid- in capital	12,730	12,730
Accumulated deficit	(532,298)	(251,622)
Total Stockholders' Deficit	(499,568)	(218,892)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,077,449	$2,155,207

See Accompanying Notes to the Condensed Consolidated Financial Statements.

MAP FINANCIAL GROUP INC.
CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (Proforma)	2009	2008 (Proforma)

Revenue	$330,472	$485,951	$746,228	$637,471

Expenses:

General and administrative expenses	420,302	214,913	890,709	436,119

Operating (loss) income	(89,830)	271,038	(144,481)	201,352

Other expenses:
Interest expense	68,966	51,646	136,195	98,772

(Loss) income before provision for income taxes	(158,796)	219,392	(280,676)	102,580

Provision for income taxes	-	39,400	-	39,400

Valuation allowance income taxes	-	(39,400)		(39,400)

Income taxes, net	-	-	-	-

Net (loss) income	$(158,796)	$219,392	$(280,676)	$102,580

Basic net earnings (loss) per share	(0.01)	0.02	(0.01)	0.01

Weighted average number of common shares outstanding	20,000,000	10,000,000	20,000,000	10,000,000

See Accompanying Notes to the Condensed Consolidated Financial Statements.

MAP FINANCIAL GROUP INC.
CONDENSED CONSOLIDATED  STATEMENTS OF  CASH FLOWS
FOR THE SIX MONTHS ENDED (UNAUDITED) JUNE 30, 2009 AND 2008

	Six Months Ended June 30,
	2009	2008 (Proforma)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(280,676)	$102,580

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	33,819	5,883
Changes in operating assets and liabilities:
Decrease (increase) in loans receivable, net	381,189	(473,663)
(Increase) decrease in prepaid expenses	(7,887)	2,759
Increase in other assets	(16,904)	-
Decrease in due to related parties	(14,050)	(20,847)
Increase in accounts payable and accrued expenses	89,985	152,383

Net cash provided by (used in) operating activities	185,476	(230,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(115,733)	(11,418)
Net cash used in investing activities	(115,733)	(11,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans	(86,017)	-
Proceeds from stock subscriptions	213,000	-
Proceeds from note payable	-	375,113
Net cash provided by financing activities	126,983	375,113

Net increase in cash and cash equivalents	196,726	132,790

Cash and cash equivalents at beginning of period	253,707	52,295

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$450,433	$185,085
Supplemental cash flow information:
Interest paid	$68,966	$18,382

See Accompanying Notes to the Condensed Consolidated Financial Statements.

MAP FINANCIAL GROUP INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Map Financial Group Inc., its wholly-owned subsidiary, FastCash International Limited, and the following wholly-owned subsidiaries of FastCash International Limited: Financial Services Inc. located in the Commonwealth of Dominica; FastCash (St. Lucia) Ltd.; FastCash (Antigua) Ltd; FastCash Ltd (Grenada); and Cash Express Ltd (St. Vincent). The Company acquired its subsidiaries in August 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation. The comparative condensed consolidated financial statements for the three months ended June 30, 2009 and 2008 include the Company’s financial information for the 2009 period, and the historical financial information of the Company’s subsidiaries for the 2008 period.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements were prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ deficit, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included in the results of operations for the three and six months ended June 30, 2009. The proforma amounts for the three and six months ended June 30, 2008 are derived from the acquired companies’ internal financial statements.  For further information, please refer to the consolidated financial statements and footnotes which are included in our Form S-1 as of and for the year ended December 31, 2008.

Proforma results of operations for the six months ended June 30, 2008 are as follows:

	Map Financial Group, Inc.	Financial Services, Inc. and Affiliates (acquired companies)	Total Proforma June 30, 2008

Revenue	-	$637,471	$637,471

Expense	-	436,119	436,119

Other deductions	-	98,772	98,772

Net Income	-	$102,580	$102,580

Operating results for the period ended June 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company has incurred recurring losses from operations, and as of June 30, 2009 an accumulated deficit of $532,298, the Company’s current liabilities exceeded its current assets by $817,767and its total assets by $499,568. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Over the past year the Company’s growth has been funded mainly by our revolving credit agreement. The Company expects that it will need to raise substantial additional capital investment to accomplish its business plan over the next several years. In addition, the Company may wish to selectively pursue possible acquisitions of businesses, technologies or products complementary to those of the Company in the future in order to expand its presence in the marketplace and achieve operating efficiencies. However there can be no assurance that these objectives will be achieved. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted earnings per share calculations were not required for the three months and six months ended June 30, 2009 and 2008, since there were no common stock equivalents outstanding.

NOTE 4 - NOTE PAYABLE

Note payable represents amounts due by the various subsidiaries in the form of a revolving credit agreement in the amount of $10,000,000. Under the terms of the agreement with MapCash Management, Ltd., interest is charged at a rate of 15% per annum which is due and payable on the first day of each January, April, July, and October. Advances and any unpaid accrued interest are due on July 10, 2010. Amounts due at June 30, 2009 and December 31, 2008 were $1,741,443 and $1,827,460 respectively.  The proceeds of the loan shall be used solely for its working capital needs.

NOTE 5 - DUE TO RELATED PARTIES

At June 30, 2009 amounts totaling $188,321 represents advances from an associated company which bear no interest and are due on demand. Based on an interest rate of 5%, unrecognized interest would have been approximately $4,000 at June 30, 2009.

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

The following table details the calculation of the Company’s loans receivable net of the allowance for loan losses and unearned revenues:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Loans receivable	$1,458,603	$1,969,967
Less allowance for loan losses	104,046	125,527
	1,354,557	1,844,440
Less unearned revenues	(55,575)	(164,269)
Loans receivable - net	$1,298,982	$1,680,171

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

NOTE 8 – FAIR VALUE

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect this pronouncement will have a material effect on its financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Various subsidiaries of the Company lease office space on a month to month basis while others have leases expiring at various dates through 2013.  These leases generally call for monthly rentals plus escalations.  As of June 30, 2009, the future minimum annual rental payments required under the Company’s operating leases are as follows:

Year	Amount
2009*	$71,030
2010	147,194
2011	122,564
2012	101,836
2013	26,885
Total	$469,509

* For the period July 1 through December 31, 2009

Rent expense charged to operations for the six months ended June 30, 2009 totaled $55,877.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following paragraphs discuss our results of operations and financial condition for the fiscal quarter ended June 30, 2009, as compared to our fiscal quarter ended June 30, 2008.  Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and general practices within the financial services industry.  The financial condition and results of operations of the Operating Subsidiaries are measured using the local currency, Eastern Caribbean Dollars, as the functional currency.  The Operating Subsidiaries generate and expend cash primarily in their local currency.  Revenues and expenses have been translated into U.S. dollars at average exchange rates prevailing during the period.  Assets and liabilities have been translated at the rates of exchange on the balance sheet date.  There were no major exchange rate fluctuation during the period presented below, and therefore no foreign exchange gain or loss arising from translation was recorded for these periods.

We have incurred recurring losses from operations, and as of June 30, 2009 an accumulated deficit of $532,298, our current liabilities exceeded our current assets by $817,767and its total assets by $499,568. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Over the past year our growth has been funded mainly by our revolving credit agreement. We expect that the Company will need to raise substantial additional capital investment to accomplish our business plan over the next several years. In addition, we may wish to selectively pursue possible acquisitions of businesses, technologies or products complementary to those of the Company in the future in order to expand our presence in the marketplace and achieve operating efficiencies.  However there can be no assurance that these objectives will be achieved.

results of operations

Revenues.  Our revenues are derived from our lending business, and our net income depends largely upon our interest income.  Revenues for the second quarter decreased by $155,479, from $485,951 in 2008 to $330,472 in 2009, a 32% decrease.  Since our loans are short term and our revenues during any quarter are derived primarily from loans made during the previous six months, our revenues for the quarter ended June 30, 2009 decreased from the corresponding 2008 period due to a decrease in the number of loans issued in the first and second quarters of this year as compared to last year. Our year-to-date revenues increased by $108,757, from $637,471 in 2008 to $746,228 in 2009, a 17% increase, due to an increase in the number of loans issued in the latter part of 2008 which matured during the first six months of 2009.

Interest Expense.  Interest expense for the quarter increased from $51,646 in 2008 to $68,966 in 2009, a 34% increase, due to higher balances on our credit facilities as our lending business increased. Total interest expense year-to-date increased from $98,772 in 2008, to $136,195in 2009, a 38% increase, due to higher balances on our credit facilities as our lending business increased.

General and Administrative Expenses.  General and administrative expenses increased from $214,913 for the three month period ended June 30, 2008, to $420,302 for the corresponding 2009 period, a $205,389 increase (96%).  For the six month period, general and administrative expenses increased from $436,119 for the 2008 period to $890,709 for the corresponding 2009 period, a $454,590 increase (104%).  The increases for the three and six month periods were primarily due to increases in personnel, marketing, travel and general overhead expenses, and higher expenses associated with an increased number of branch offices.

Net Loss.  We realized consolidated net loss of $158,796 for the second quarter of 2009 compared to a $219,392 net income for the second quarter of 2008.  The difference was primarily due to an increase in provision for loan losses and an increase in general and administrative expenses, partially offset by the increase in revenues during the second quarter of 2009.  For the first six months of 2009, we realized consolidated net loss of $280,676 compared to a $102,580 net income for the first six months of 2008.  The difference was primarily due to an increase in provision for loan losses and an increase in general and administrative expenses.

Income Taxes.  During the three and six months ended June 30, 2009 and 2008, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six month period in 2009 and 2008 was zero, due to a six month 2009 net loss and a year end net loss for 2008.

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

During the six months period ended June 30, 2009, we made provisions of $86,828 for loan losses, respectively, compared to $125,527 provision for loan losses for the six months ended June 30, 2008.  For the six month period ended June 30, 2009 write offs totaled $118,132.

Analysis of Allowance for Loan Losses
		Additions
	Recoveries	to Reserve	Write offs	Total
Balance December 31, 2008				$125,527
Dominica	$1,754	$26,489	$(30,870)	(2,627)
Antigua	2,402	12,839	(21,491)	(6,250)
St. Lucia	4,208	24,992	(45,648)	(16,448)
St. Vincent	505	14,420	(8,246)	6,679
Grenada	954	8,088	(11,877)	(2,835)

Activity for the Period Ended June 30, 2009	$9,823	$86,828	$(118,132)	$(21,481)
Balance at June 30, 2009				$104,046

financial condition

General.  Our assets decreased to $2,077,449 at June 30, 2009 from $2,155,207 at December 31, 2008, primarily due to a decrease in loans receivable. Our net loans receivable totaled $1,298,982 at June 30, 2009, compared to $1,680,171 at December 31, 2008, a decrease of $381,189 (23%), primarily attributable to a decrease in loans issued during the period.

Assets.  Our total assets decreased to $2,077,449 at June 30, 2009 from $2,155,207 at December 31, 2008, primarily due to a decrease in loans receivable.  The decrease in the loan portfolio during the six months period ended June 30, 2009 is due to stricter lending requirements which we instituted at the end of 2008.

The following table illustrates the aggregate amount of funds loaned by each of the Operating Subsidiaries in the quarters ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Country	2009	2008	2009	2008
Dominica	$269,245	$461,923	$517,958	$794,084
Antigua	239,795	200,729	441,328	343,588
St. Lucia	306,461	398,494	541,370	827,465
St. Vincent	231,139	174,239	387,143	341,538
Grenada	108,108	122,820	226,053	197,502

TOTAL	$1,154,748	$1,358,205	$2,113,852	$2,504,177

We financed $203,457 less during the three month period ended June 30, 2009 compared to 2008, primarily due to a general economic downturn in the Caribbean region. We took additional steps to reduce the number of borrowers from vulnerable sectors such as tourism and hospitality. We constantly review employment data and developments in each jurisdiction to mitigate the risk of companies downsizing and layoffs.

Liabilities.  Our liabilities consist primarily of commercial and private loans to the Company used to fund our lending business.  Our total liabilities increased to $2,577,017 at June 30, 2009, from $2,374,099 at December 31, 2008, primarily due to an increase in accounts payable and accrued expenses. The following table illustrates our liabilities for the two periods:

	Six Months Ended	Year Ended
	30-Jun-09	31-Dec-08

Loans payable	$1,741,443	$1,827,460
Due to related parties	188,321	202,371
Accounts payable and accrued expenses	434,253	344,268
Stock subscription proceeds- shares not issued	213,000	-

TOTAL LIABILITIES	$2,577,017	$2,374,099

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

As of June 30, 2009 we had loans of $32,050 which were more than 61 days late and for which we continue to accrue interest.  We believe that both the principal and related accrued interest on these loans is collectable.

The following table shows the gross loans receivable and amounts past due of overdue accounts, as of June 30, 2009 for each of the Operating Subsidiaries:

Country	Total Past Due Accounts			Loan Receivable
	1-30 Days	31-60 Days	61 Days and over
Dominica	$14,869	$7,378	$9,970	$429,649
Antigua	7,592	3,118	4,754	239,803
St. Lucia	39,610	11,657	9,993	404,886
St. Vincent	5,598	3,310	2,284	261,267
Grenada	2,050	1,456	5,049	122,998
TOTAL	$69,719	$26,919	$32,050	$1,458,603

Allowance for Loan Losses.  We maintain an allowance for loan losses equal to the estimated uncollectible amounts.  Our estimate is based on historical collection experience and a review of the current status of the loans receivable. We write off as bad debt 100% of balances 120 days past due and establish reserves for 50% of accounts more than 60 days past due, 25% of accounts more than 30 days past due and 5% for all other accounts.  Our allowance policy is subject to ongoing review. As our historical loss experience, recent loss trends, changes in loan characteristics including loan amounts and terms, delinquency levels, collection practices and general economic conditions change, we may need to make additional allowance in future periods.  Loans receivable are presented net of an allowance for loan losses and unearned revenues.

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

In the fourth quarter of 2008 the Company borrowed an aggregate of $212,801 from MapCash Holdings, LLC, an affiliate of the Company, to fund an upgrade of our computer systems and to cover legal and accounting expenses incurred in connection with our initial public offering.  This loan does not bear any interest and it is repayable on demand.

Operating activities provided cash of $185,476 for the six months ended June 30, 2009.  This was primarily due to a decrease in loans receivable of $381,189, an increase in accounts payable and accrued expenses of $89,985, and depreciation of $33,819.  For the same period last year, operating activities used cash of $(230,905), primarily as a result of increase in loans receivable.

Investing activities used cash of $(115,733) during the six months ended June 30, 2009 for the purchase of equipment.  Investing activities used $(11,418) in the comparable six months in the prior year for the purchase of equipment.

Financing activities provided cash of $126,983 during the six months ended June 30, 2009 due to stock subscription proceeds.  In the comparable six months in the prior year, financing activities provided cash of $375,113 primarily from the proceeds of a loan.

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

known trends and plans

On June 29, 2009 we opened a second branch office in the southern part of St. Lucia.

 We are taking steps to close our agency relationship in Grenada and begin branch office operations there during the third quarter of this year.

On May 19, 2009 we completed the incorporation of a new operating subsidiary, FastCash (Sint Maarten) N.V., a corporation duly incorporated under the laws of Sint Maarten, Netherlands Antilles.  We anticipate commencement of operation in the fourth quarter of this year.

We intend to commence operation in Guyana in the fourth quarter of this year. During the fourth quarter of this year, we also plan to incorporate subsidiaries in St. Kitts and Nevis, Trinidad and Tobago, and Barbados.

We also intend to expand current operations over the next six months by opening new satellite branches in our current markets.

Additionally we plan to begin offering outsourced debt management solutions during the next six months to companies in the Eastern Caribbean, and intend to establish a call center for this purpose in the fourth quarter of this year.

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

PART II - OTHER INFORMATION

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 17, 2009, our Registration Statement on Form S-1, File No. 333-153726, with respect to 500,000 shares of our Common Stock, par value $0.001 per share, was declared effective by the SEC.  As of June 30, 2009 we had not sold any of the securities registered for sale.

ITEM 6.           EXHIBITS

Exhibit No.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)
3.2	By-Laws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)
10.1
Master Loan Agreement, dated as of August 6, 2008, by and between MapCash Management, Ltd. and FastCash International, Limited, FastCash Dominica Limited, Financial Services Inc., FastCash (St. Lucia) Ltd., CashExpress Ltd., FastCash Limited and FastCash (Antigua) Limited, as amended (incorporated by reference to Exhibit 10.4 to Amendment the Registrant’s Registration Statement on Form S-1 filed September 29, 2008 and Exhibit 10.4.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed April 7, 2009, Registration No. 333-153726)

10.2
$10 Million Line of Credit, dated August 6, 2008, from Ice Assets, LLC to MapCash Management Ltd. (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.3
Letter Agreement, dated December 17, 2008, between Ice Assets, LLC and the Registrant (incorporated by reference to Exhibit 10.5.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 filed April 7, 2009, Registration No. 333-153726)

10.4
Option Agreement, dated as of September 11, 2008, by and between the Registrant and Ice Assets, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.5
Master Services Agreement, dated as of July 31, 2008, by and between FastCash International Limited and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed September 29, 2008, Registration No. 333-153726)

10.7
Services Agreement, dated as of May 13, 2009, by and between FastCash International Limited and Navigant Consulting Services, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed May 14, 2009, Registration No. 333-153726)

31.1	Rule 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAP FINANCIAL GROUP, INC.
(Registrant)

Date: August 13, 2009	By:	/s/ Jonathan Chesky Malamud
Jonathan Chesky Malamud
President and Chief Executive Officer

	By:	/s/ Samuel Rosenberg
Samuel Rosenberg
Chief Financial Officer